Form 10QSB
period 2003-03-31
NEW MEDIA INC
filed 2003-05-27
CIK 1176134

U.S. Securities and Exchange Commission
                           Washington, DC 20549
                               Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----


                      Commission File number 000-49989

                              New Media, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Delaware                                03-0459613
     -------------------------------             --------------------
     (State of other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

                         8914 Legacy Park Dr, Suite J,
                         Charlotte, North Carolina 28269
          -------------------------------------------------------
           (Address of principal executive office and zip code)

                               704-547-7090
                        ----------------------------
                        (Issuer's telephone number)


             ----------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  X    No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On April 4, 2003, there were 40,054,847 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.



                              NEW MEDIA, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   BALANCE SHEET FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002
           AND MARCH 31, 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FFROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002
           AND MARCH 31, 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIODFROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002
           AND MARCH 31, 2003 (unaudited)

PAGES 4 - 6   NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2003



   Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.


PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security-Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES





THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                               NEW MEDIA INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                               BALANCE SHEET
                        --------------------------------
                         For the Period
                         June 20, 2002            For the Period
                          (inception) to          March 31, 2003
                         December 31, 2002         (unaudited)
                         -----------------       --------------

 ASSETS

CURRENT ASSETS:
    Cash                        $  -               $
    Accounts Receivables           -                   43,200
    Prepaid Items                  -                   33,274
    Equipment                      -                    3,090

                                                    ----------
    TOTAL CURRENT ASSETS           -                   79,564
                                                    ----------
    Investments                    -                  947,760

TOTAL ASSETS.                      -                $1,027,324

                                 ==========         ===========

  LIABILITIES AND STOCKHOLDER'S EQUITY <DEFICIT>


CURRENT LIABILITIES:
          Bank overdraft         $   41               $   41
          Accounts Payable        1,700                2,593
          Due to Officer            749                2,120
                                 -------             -------
TOTAL CURRENT LIABILITIES        $2,540                4,754
                                 _______              _______

STOCKHOLDER'S EQUITY <DEFICIT>:

 Preferred Stock,
$.0001 par value,
 20,000,000 shares
 authorized, none
 issued and outstanding             -                    -

  Common Stock,
$.0001 par value,
80,000,000 shares
authorized, 35,000,000
issued and outstanding             250                    250

  Additional paid-in
  capital                          201              1,098,828

  Deficit accumulated
  during development stage        <2,991>             <76,508>
                               ----------            ----------
    Total Stockholder's Equity    <2,540>            1,022,570
                                                     ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY <DEFICT>    $   -              $ 1,027,324
                                 ==========          ==========

The accompanying notes are an integral part of these financial statements.



THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                              NEW MEDIA INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF OPERATIONS
                         -----------------------

                               For the Period
                               June 20, 2002        For the Period
                               (inception) to        March 31,2003
                               December 31,2002       (unaudited)
                               ---------------       ---------------

Income                          $      -             $      -

Expenses
Administrative expense              2,991               2,307
Operational expenses                                   69,198
                                ----------            ----------


Total expenses                      2,991              71,505
                                ----------            ----------

NET LOSS                       $<   2,991>            $<71,505>
                                ==========            ==========

Basic and diluted loss per
common share                    $  <.00>              $  <.00>
                                ==========            ==========

Basic and diluted weighted
average number of common
shares outstanding              2,500,000             40,054,847
                                ==========            ==========

The accompanying notes are an integral part of these financial statements.






THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                                     NEW MEDIA INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENT OF CASH FLOWS
                               ------------------------
                                   For the Period
                                   June 20, 2002          For the Period
                                   (inception) to         March 31, 2003
                                   December 31, 2002        (unaudited)
                                   -----------------      --------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                              $<2,991>              $<76,508>
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      201
Increase in bank over draft                41
Increase in accounts payable            1,750                  4,754
                                       -------                -------

 Net Cash Used In Operating Activities  <999>                <71,754>
                                       -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES      -                       -
                                       -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Officers loans                            749                 2,120
 Proceeds from issuance of common stock    250             1,099,078
                                       --------            ----------
 Net Cash Provided By Financing
    Activities                             999             1,101,198
                                       -------             ----------
INCREASE IN CASH AND CASH EQUIVALENTS       -              1,029,444

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                -                   -
                                       -------              -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                        $ -                $1,029,444
=========================             ========             ===========


The accompanying notes are an integral part of these financial statements.




THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                         NEW MEDIA INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2003
                      -----------------------

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A.  Organization and Business Operations


     NEW MEDIA INC. (a development stage enterprise) "the
Company") was incorporated in Delaware on June 20, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

Prior to January 30, 2003, all activity related to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

On February 1, 2003, the Company entered into an agreement to acquire
New Dynamic Media, Inc. a Florida corporation. The purchase was to be completed by a share exchange whereby one share of New Media, Inc. would be exchanged for four shares of New Dynamic Media. New Dynamic Media is engaged in the Media and Barter exchange business.

On February 2,2003, the Company established Realty Development Corporation a Delaware corporation, as a wholly owned subsidiary. Realty purpose is to identify and acquire real estate assets for the corporation. The Company will identify and hire a real estate consultant to assist with real estate acquisitions. The Company intends to acquire 38 to 48 facilities to house daycare centers for a related entity's daycare operations as well as other private daycare center operators.

On February 3, 2003, the Company established Thorobred Entertainment a Delaware corporation as a wholly owned subsidiary. Thorobred's purpose is to serve as a start-up enterprise that focuses on developing entertainment, music recordings, and live entertainment for people in the 18 - 35 age range. Thorobred has no assets or revenues. Consultants will be hired to assist in the development of this company.

On February 19, 2003, the Company obtained the rights to purchase real estate property located at 144 Bevan Drive, Mooresville, NC 28115 from a related entity. The company will purchase the property in accordance with prior arrangements for $860,000.00. The property is presently being leased to Wee Lads and Lassie Day Care Center.
The Company will continue to lease the property to the Daycare Center under a non-cancelable 10 year lease.

Future minimum rental payments as of December 31, 2002 in the aggregate and for each of the five succeeding years and thereafter are as follows:

Year					       Amount
2003						 $104,400
2004						  104,400
2005						  104,400
2006						  104,400
2007						  104,400
Thereafter					  574,200
					          $1,096,200

Rent expense for 2002 and 2001 was $100,459 and $96,250, respectively.



The terms of Purchase Agreement were determined through arms-length negotiations between the Company and the Seller.

On February 24, 2003, the Company terminated its agreement to acquire New Dynamic Media, Inc.

     The yearend of the Company is December 31 for both book and tax purposes.

     The Company's ability to continue operations and implement its acquisition strategy is contingent upon its ability to secure additional equity and or debt funding.

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

 At March 31, 2002 there were no dilutive convertible shares, stock options or warrants.

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

On February 10 2003, the Company had a 14 to 1 forward stock split of its common shares for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 35,000,000 restricted common shares in accordance with the stock split.

On March 13 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

On March 21 2003, the Company issued 2,527,540 common shares under its 2003 Non-Qualified Stock Compensation Plan to 41 shareholders.

On April 3 2003, the Company issued 500,000 restricted common shares to Thorobred Entertainment Inc its wholly owned subsidiary to develop music entertainment. Additionally, for barter, services, cash and or trade, the Company issued 2,027,307 restricted common shares to 36 shareholders. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On April 21 2003, in conjunction with its purchase of 1.5 acres of property located at 144 Bevan Drive, Mooresville, NC 28115 from private owners, the Company issued 450,000 restricted shares of common stock to Realty Development Corp a wholly owned sudsidiary of the Company to acquire funding for real estate. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.


C.  Additional Paid-In Capital

Additional paid-in capital at March 31, 2002 represents the fair value of the amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Cash or cash equivalents in the amount of $79,564 were received through barter exchange and the sale of common shares. Investments of $947,760 were secured in appraised artwork by the barter and exchange of common stock.(See Note 3)



     NOTE 3 - RELATED PARTY TRANSACTIONS

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

On February 10 2003, the Company had a 14 to 1 forward stock split of its common shares for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 35,000,000 restricted common shares in accordance with the stock split.

The Company's currently utilizes the offices of Alton Perkins, and is charged $100.00 per month for rent, beginning on August 1, 2002. For the period ended March 31, 2003, the company has incurred $2,120 in expenses, payable to its officer.

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

The management's plans include the acquisition of additional real estate properties primarily to house daycare centers. To complete its business plan equity equity and or debt financing is required for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Plan of Operation
     -----------------

     The Registrant is presently a development stage company, chartered in the state of Delaware on June 20, 2002, whose purpose was to identify and effect an acquisition or merger with an on going business that management considered a growth area.

On February 1, 2003, the Company entered into an agreement to acquire
New Dynamic Media, Inc. a Florida corporation. The purchase was to be completed by a share exchange whereby one share of New Media, Inc. would be exchanged for four shares of New Dynamic Media. New Dynamic Media is engaged in the Media and Barter exchange business.

On February 2,2003, the Company established Realty Development Corporation a Delaware corporation, as a wholly owned subsidiary. Realty purpose is to identify and acquire real estate assets for the corporation.

On February 3, 2003, the Company established Thorobred Entertainment a Delaware corporation as a wholly owned subsidiary. Thorobred's purpose is to serve as a start-up enterprise that focuses on developing entertainment, music recordings, and live entertainment for people in the 18 - 35 age range. Thorobred has no assets or revenues. Consultants will be hired to assist in the development of this company.

On February 19, 2003, the Company obtained the rights to purchase real estate property located at 144 Bevan Drive, Mooresville, NC 28115 from a related enity. The company will purchase the property in accordance with prior arrangements for $860,000.00. The property is presently being leased to Wee Lads and Lassie Day Care Center.
The Company will continue to lease the property to the DayCare Center under a non-cancerable 10 year lease.

Future minimum rental payments as of December 31, 2002 in the aggregate and for each of the five succeeding years and thereafter are as follows:

Year					       Amount
2003						 $104,400
2004						  104,400
2005						  104,400
2006						  104,400
2007						  104,400
Thereafter					  574,200
					          $1,096,200

Rent expense for 2002 and 2001 was $100,459 and $96,250, respectively.



The terms of Purchase Agreement were determined through arms-length negotiations between the Company and the Seller.

On February 24, 2003, the Company terminated its agreement to acquire New Dynamic Media, Inc.

    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 64704P 10 9


Change of Business Direction

      The Company, with its new subsidiaries, is focusing its business on developing a real estate, music entertainment, media and barter company.

      In the real estate area, we will focus on identifying and acquiring high-end residential assets, resorts and hotels and day care facilities. Specifically within the daycare facilties area, within the next 12 to 24 months we intend to acquire 38 to 48 facilities to house daycare centers for a related entity's daycare operations as well as other private daycare center operators. We intend to acuire the facilities through equity and debt financing, and realize income from establishing 10 year noncancelable leases with daycare center operators.

Music entertainment will focus on identifying and nurturing talent in the different areas of music. In media we will focus on identifying opportunities in the medai and barter business.


     We will focus on recruiting and retaining high quality personnel for all three-business areas.

ACQUSITION STRATEGY

   Our intent is to locate and acquire through acquisition and or merger day care facilities owned by private individuals or small businesses located in growing areas in terms of population, development, and income, with leases already in place, high end residential real estate properties that can be acquired at below retail prices, and to identify and acquire media companies owned by private individuals or small businesses. Music entertainment will focus on identifying and developing talent that is new to the retail music market place.


COMPETITION

      Competition in the Real Estate Industry

     The high-end residential real estate and day care facility industry is competitive and highly fragmented, with the most important competitive factors generally based upon location and price. Our competition consists principally of the following:

     o other for-profit, center-based childcare providers who require facilities;

     o users and buyers of high end residential and hotel and residential properties below retail prices.


     Competition in the Media and Barter Industry

     The media and barter industry is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, access to media, and demand. Our competition consists principally of the following:

     o other national and international companies that focuses on providing media, local cable, radio, and TV advertisement to small businesses.

     o preschool, kindergarten, and before- and after-school programs provided by public schools;


 Competition in the Music Industry

     The music industry is competitive and highly fragmented, with the most important competitive factors generally based upon artistic quality, and marketing. Our competition consists principally of the following:

     o other national and regional companies that target the 18 - 35 year age group.

     o companies such as Def-Jam, High Wire Records, and Brick Records are competitors within the industry;


EMPLOYEES

      As of April 17, 2003, the company had 2 full time and no part-time employees.


FACILITIES

      The property acquired is located at on 1.5 acres at 144 Bevan Drive, Mooresville, NC, 28115, which is leased from a shareholder of the Company. The lease, which was negotiated at arms length, expires during July 2003. Wee Lads and Lassies, Inc. pays a base monthly rent of approximately $8,700. As the Company implements its acquisition strategy, it is expected that it will acquire additional facilities around the United States.

An appraisal of the fair market value on the property was conducted on 31 December 2002 by Hawkins Appraisal, and Auction Company and Real Estate Appraisals. The property-appraised value was $865,000.


FORWARD-LOOKING STATEMENTS

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth;the number of early childhood education and care centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; and our projected cash flow.
The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions we are making forward-looking statements.


     Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved. Actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others include the following factors.


Item 3.  Disclosures about market other risk factors.

 RISK FACTORS

Company Related Risks

       WE HAVE NO OPERATING HISTORY AND AN ACCUMULATED DEFICIT ON
WHICH TO BASE AN INVESTMENT DECISION IN OUR BUSINESS

       We were formed in June 20, 2002. Since then we have raised initial capital and developed a business plan and recently commenced operations. As a result, we have little operating history on which to evaluate our proposed business and our prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives.

       WE EXPECT TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

       We incurred losses of $2,991 for the year ended December 31, 2002. We cannot estimate when revenues from the proposed project will exceed cumulative losses or whether we will be able to acquire designated property at all.

WE HAVE RAISED LIMITED CAPITAL AND WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN

       To date, we have raised limited for working capital by selling common stock in exchange for barter product and services.
We used and are using these funds to develop our business plan, identify real estate investment opportunities, and pay expenses to prepare our required filings with the SEC. We will need to raise additional funds, both in the form of equity and debt, to acquire properties to house daycare centers. At present, we expect that we will require approximately $28,000,000 for such purposes. This amount could change as we refine and implement our business plan. We believe we can borrow a large portion of the funds needed to acquire the proposed properties, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

       As a result, we may not be able to raise this capital when needed or, if we are able to raise additional capital, it may not be on favorable terms. If this should occur, we would not be able to meet our business objectives. In addition, if we raise additional funds through the issuance of common stock, or other equity or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our current shareholders and our shareholders may experience dilution.

RISK OF WAR AND TERRORISM

       Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business and could have an adverse effect on our operations and financial results. Travel and tourism, of which our proposed bater and trade business may generate sales is impacted throughout the United States and the world, have been significantly affected since the events of September 11, 2001. SOme of our revenue will be generated, in part, from businesses that rely on travel and tourism. If this industry is weak, our commercial lease revenue will likely be adversely affected. Our revenue will also depend on trends in commercial building, which are impacted by interest rates and general economic trends, among other things.

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED AMONG OUR PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS WHO CAN CONTROL ALL SIGNIFICANT CORPORATE TRANSACTIONS

       Our directors, executive officers and principal shareholders, and their affiliates, beneficially own approximately 87% of our outstanding common stock.As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL WHICH WE MAY NOT BE ABLE TO DO

       Our future success will depend to a significant extent on the continued services of our Chief Executive Officer. The loss of this officer would likely have a significantly detrimental effect on our business. We do not have employment contracts with this officer and do not maintain "key man" life insurance policies for any of our officers or directors.

Our prospects will also depend on our ability to attract and retain highly qualified sales and marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to employ or retain such personnel.

WE MAY NOT BE ABLE TO PAY DIVIDENDS TO OUR SHAREHOLDERS FOR THE FORESEEABLE
FUTURE

       We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors consider relevant.

CURRENTLY THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK MAKING IT DIFFICULT FOR SHAREHOLDERS TO SELL OUR COMMON STOCK

       As of the date of this report, our common stock is not listed on the OTC Exchange and there is no active trading market for our common stock. We seeking to qualify our securities for trading on the OTC. However, there can be no assurance that we will be successful or that even if so, a meaningful trading market will develop. Because we lack an active market for shares of our common stock, the sale prices of our common stock, if any, could vary widely and shareholders may have difficulty selling their stock at all.

THE AVAILABILITY OF ADDITIONAL SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE PRICE

       We plan on securing public relations companies and affiliates to assist in developing a market for our stock. These companies and individuals could sell a sufficient volume of shares of common stock to lower the share price. These indivduals and companies may hold
"restricted securities," as that term is defined under the Securities Act, and in the future may be sold pursuant to a registration statement filed under the Securities Act. Some of these shares may not be sold by these companies or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This conclusion is based on the position of the staff of the Division of Corporation Finance of the SEC that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute the shares to the public without coming within the registration requirements of the Securities Act. Therefore, certain of these promoters or affiliates, or their transferees, can only resell their shares through an effective registration statement. Prospective investors should be aware that there is a risk that such sales would have a depressive effect on the market price of our securities in any market which may develop for our securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.

Real Estate Development Risk Factors

WE DO NOT HAVE THE APPROXIMATELY $28 MILLION NEEDED TO COMPLETE OUR OBJECTIVE TO ACQUIRE 38 TO 48 FACILTIES TO HOUSE DAYCARE CENTERS

        We are considering financing sources, but have not yet secured financing for the purchase of properties. If we are unable to secure both acquisition financing, we will be unable to purchase properties, which may cause us to change our business plan.

PROPERTIES MAY NOT GENERATE SUFFICIENT OPERATING CASH FLOW TO MEET OPERATING EXPENSES

       We plan to generate income from leasing properties to daycare centers under long term non-cancerable laeses. Revenue will depend on a number of factors, including changes in economic conditions and may not be received at regular intervals, which could result in large swings in our revenue. Debt service payments and property holding costs are likely to be much more predictable and steady, but could increase significantly, if there are increases in costs such as real estate taxes, insurance premiums and utilities or if there are increases in interest rates. We will have no control over potential increases in these expenses. If our revenue is insufficient to meet our debt service and property holding costs, we will need to identify additional sources of funding or risk defaulting on future financing.

WE COULD ENCOUNTER PROBLEMS AS A RESULT OF USING DEBT TO FINANCE OUR PROPERTIES

       We plan to borrow money to pay for the acquisition,and operation of facilties to house daycare cenetrs and for other general corporate purposes. By borrowing money, we will expose ourselves to several risks, including the following:

       -  the inability to repay the debt when due;
       -  increases in debt service payments due to variable interest rates
       -  reduced access to additional debt financing for other purposes; and
       -  loss of the property that secures any debt upon default of the loan.

WE MAY SUFFER ENVIRONMENTAL LIABILITIES WHICH COULD RESULT IN SUBSTANTIAL COSTS

       Under various federal, state, and local laws, ordinances, and regulations, the owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in, or emanating from, such property, as well as costs of investigation and property damages. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner or operator's ability to sell or lease a property or borrow using the property as collateral. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in substantial costs to us or may result in the need to cease or alter operations on the property.

RISKS IN DEVELOPING MUSIC INDUSTRY

   . the ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists;

   . the ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing and organized and home CD-R activity;

   . the ability to develop a successful business model applicable to a digital online environment;

   . the ability to maintain retail product pricing in a competitive environment;

   . the potential loss of catalog if it is determined that recording artists have a right to recapture sound recordings under the United States Copyright Act;

   .  the potential repeal of Subsection (b) of California Labor Code
      Section 2855, a Section which prescribes a maximum length for personal service contracts;

   . the risk that there will be other federal and state statutes enacted which are similar to California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;

   .  the overall strength of global music sales.


RISKS IN DEVELOPING BARTER AND TRADE BUSINESS

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its barter service bsuiness, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their products.


     We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

     You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.



Item 4.   Control and Procedures
          ----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------


     Within the 90 days prior to the date of this report, NEW MEDIA, INC.("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and CEO concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)  Changes in Internal Controls
          ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.




                                  PART II
                                  -------


Item 1.     LEGAL PROCEEDINGS
            -----------------

    We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on our business or operations. However, we may be subject to claims and litigation arising in the ordinary course of business. Although we cannot be assured of the ultimate outcome of allegations, claims or lawsuits, we believe that none of these allegations, claims or lawsuits, will have a material adverse effect on our financial position, operating results or cash flows. In addition, we cannot predict the negative impact of publicity that may be associated with any such allegation, claim or lawsuit.


Item 2.     CHANGE IN SECURITIES
            --------------------
       At inception, June 20, 2002, the Company issued 2,500,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.

On February 10 2003, the Company had a 14 to 1 forward stock split of its common shares for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 35,000,000 restricted common shares in accordance with the stock split.

On March 13 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

On March 21 2003, the Company issued 2,527,540 common shares under its 2003 Non-Qualified Stock Compensation Plan to 41 shareholders.

On April 3 2003, the Company issued 500,000 restricted common shares to Thorobred Entertainment Inc its wholly owned subsidiary to develop music entertainment. Additionally, for barter, services, cash and or trade, the Company issued 2,027,307 restricted common shares to 36 shareholders. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On April 21 2003, in conjunction with its purchase of 1.5 acres of property located at 144 Bevan Drive, Mooresville, NC 28115 from private owners, the Company issued 450,000 restricted shares of common stock to Realty Development Corp a wholly owned sudsidary of the Comapny to acquire funding for real estate. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.


Item 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            Not Applicable


Item 5.     OTHER INFORMATION
            -----------------

             Not Applicable


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a) There are no exhibits required to be filed for the period covered by this Report.


            (b) Registration 8, 2003 Non-Qualified Stock Compensation Plan filed March 31, 2003.



                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW MEDIA, INC.



Dated: May 27, 2003                       By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended March 31, 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           March 31, 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of NEW MEDIA, INC.

                           NEW MEDIA, INC.

Dated: May 27, 2003            By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


                              CERTIFICATIONS
                              --------------

  I, Alton Perkins, President of NEW MEDIA, INC., hereby certify that:

    3. I have reviewed this quarterly report on Form 10-QSB of NEW MEDIA, INC.;

    4. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    5. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    6. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

           (g) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (h) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (i) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 27, 2003                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer