Form 10QSB
period 2003-08-01
NEW MEDIA INC
filed 2003-08-01
CIK 1176134

U.S. Securities and Exchange Commission
                    Washington, DC 20549
                          Form 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 2003

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

                            800-638-5820
                    ----------------------------
                      (Issuer's telephone number)


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

     On 30 June 2003, there were 43,567,097 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.



NEW MEDIA, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   CONDENSED BALANCE SHEET FOR THE PERIOD FROM
           JUNE 30, 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO JUNE 30, 2003
           AND JUNE 30, 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO JUNE 30, 2003
           AND JUNE 30, 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF June 30, 2003



   Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.


PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security-Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K
SIGNATURES
BLACKSTOCKS DEVELOPMENT CORP.

                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                                 NEW MEDIA, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEET
                        --------------------------------


                             For the Period
                             June 30, 2003
                             (unaudited)
                           -----------------

 ASSETS

CURRENT ASSETS:
    Cash                        $    -
    Accounts Receivables          13,960
    Prepaid Items                150,948

                               ----------
    TOTAL CURRENT ASSETS         164,908
                               ----------

FIXED ASSETS

    Furniture/Fixtures	             -
    Equipment                      3,090
    Vehicle                          -
    Accumulated
        Depreciation                 -
                              ----------
    TOTAL FIXED ASSETS             3,090


        INVESTMENTS            1,991,700

    TOTAL ASSETS              $2,159,698

                            ============


LIABILITIES AND STOCKHOLDER'S
EQUITY<DEFICIT>

CURRENT LIABILITIES
	Accounts Payable and
    Accrued Expenses              39,908

     Due officer                   8,102

                            ------------
	TOTAL CURRENT
        LIABILITIES          $    48,010

                            ============

STOCKHOLDER'S EQUITY<DEFICIT>:

    Preferred Stock,
    $.0001 par value,
    20,000,000 shares
    authorized, none
    issued and outstanding           -

	Common Stock, $.0001 par value,
	80,000,000 shares authorized,
	35,000,000"issued and
    outstanding                     250


    Additional Paid in
    Capital                   2,144,393

    Income/Deficit
    current year             $  (32,955)

    Retained Earnings
    Prior years                     -

                             ==========
                              2,111,688

    TOTAL LIABILITIES
    AND
    STOCKHOLDER'S EQUITY    $2,159,698

                             ==========

The accompanying notes are an integral part of these financial statements.



THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                                   NEW MEDIA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED STATEMENT OF OPERATIONS
                        ------------------------------------
                                                For the      The Period
                            For the Period      Period      Jun 20 2002
                            1 Jan- 31 Mar      1 Apr/30 Jun (inception)
                               2003                2003    June 30 2003
                            (unaudited)         (unaudited) (unaudited)
                            -----------------   ------------ -----------
NET SALES (Barter sales)            -           $126,652        $126,652

                            -----------------   ------------ -----------
OPERATING EXPENSES:
    Adminsitraive Expenses       2,307             5,111          10,409
    Operational Expenses        69,198            80,000         149,198
                            -----------------   ------------ -----------

         TOTAL EXPENSES         71,505            85,111         159,607

    OPERATING INCOME (LOSS)    (71,505)           41,541         (32,955)

OTHER (EXPENSE):
    Interest Expense                -                 -               -

    INCOME (LOSS)
    BEFORE INCOME TAXES        (71,505)           41,541         (32,955)

INCOME TAXES:
    Income Tax Expense              -                 -               -
	Tax Benefit of Operating
    Loss Carryforward               -                 -               -

                            -----------------   ------------ -----------
    NET INCOME (LOSS)         $(71,505)          $41,541        $(32,955)

                            -----------------   ------------ -----------

    Basic and diluted loss per
    common share              $(0.0018)          $0.0009        $(0.0007)

    Basic and diluted weighted
    average number of common
    shares outstanding        40,054,847        45,398,336     45,398,336

                            -----------------   ------------  -----------

The accompanying notes are an integral part of these financial statements.



THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                                 NEW MEDIA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED CASH FLOW STATEMENT
                        --------------------------------
                                                            The Period
                          For the Period For the Period Jun 20, 2002 1 Jan- 31 Mar 1 Apr - 30 Jun (inception)
                               2003              2003      June 30 2003
                           (unaudited)       (unaudited)    (unaudited)
                          ---------------   ------------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

    Net income (loss)        $(71,505)          $41,541     $(32,955)

	Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:

        Depreciation              -                  -          -

        Increase in operating
        assets:

        Accounts receivable    43,200           (27,707)     $15,493

		Increase in operating
        liabilities:

        Accounts payable and
        accrued expenses        4,754            31,803      $36,557
                              ----------        ---------   -----------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES     (23,551)           45,637      $22,086
                              ----------        ---------   -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

     Cash used for purchase of
     fixed assets               3,585                -       $    3,585

     NET CASH (USED IN)
     Proceeds from issuance
     of common stock        1,094,493         1,120,448      $2,214,941

     NET INCREASE
     (DECREASE) IN
     CASH AND CASH
     EQUIVALENTS            1,070,942         1,166,085      $2,232,024

CASH AND CASH EQUIVALENTS:

     Beginning of period           -          1,070,942           -
                            ------------      -----------   -----------
     End of period         $1,070,942        $2,237,027       $    -

                           ============      ===========   ===========

The accompanying notes are an integral part of these financial statements.




THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                                  NEW MEDIA, INC.
                            (A Development Stage Company)
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2003
                          -----------------------

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

Future minimum rental payments as of 31 December 2002 in the aggregate and for each of the five succeeding years and thereafter are as follows:

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

On February 24, 2003, the Company terminated its agreement to acquire New Dynamic Media, Inc.

On May 22 2003, the Company entered into an asset purchase agreement with Kid's Connection Inc. a North Carolina corporation, pursuant to a an Asset Purchase Agreement(the 'Agreement'). The real estate purchase has been assigned to the company. The consideration to be paid to the Seller at closing by the Company is $470,000 (the value of the real estate).

On 5 June 2003, the Company entered into a market development and investor relations agreement with Page Properties, LLC (Page). Subject to further actions by Page contained in the agreement at the Company shall compensate Page through the issuance of restricted common stock.

On 5 June 2003, the Company entered into an executive management agreement with Page Properties. Subject to further actions contained in the agreement the Company is scheduled to issue Page shares of its common stock for services it has agreed to provide the Company.

On 21 July 2003, the Company entered into a personal services agreement with Media Funding Management, Ltd. (MFM) to provide marketing consultant and media buying services. The parties agreed that the personal services agreement is valued at $1,000,000 and covers a two year period.

On 21 July 2003, the Company entered into a media advertising agreement with Media Funding Management, Ltd. to provide media advertising for the Company throughout the United States and Canada. The parties agreed that the media advertising agreement is valued at $4,000,000 and covers a two year period. For the Media the Company has agreed to issue common stock to MFM valued at the agreed upon contract price and that carries full registration rights.

     The year end of the Company is December 31 for both book and tax purposes.

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


Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended
30 June 2003.

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

 At 30 June 2003 there were no dilutive convertible shares, stock options or warrants.

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

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method.
The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.
In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces
SFAS No. 121. The new accounting model for long- lived assets to be disposed
of by sale applies to all long-lived assets, including   discontinued
operations, and replaces the provisions of Accounting Principles Board
(APB) Opinion No. 30, "Reporting Results of Operations - Reporting the
Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - STOCKHOLDER'S EQUITY

 A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock had been issued as of 31 July 2002.

 B.  Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, 20 June 2002, the Company issued 2,500,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.

On 10 February 2003, the Company had a 14 to 1 forward stock split of its common shares for stockholders of record as of 31 December 2002.
The Perkins Family Trust was assigned 35,000,000 restricted common shares in accordance with the stock split.

On 13 March 2003, the Company filed Form S-8 with the Securities and
Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

On 21 March 2003, the Company issued 2,527,540 common shares under its 2003 Non-Qualified Stock Compensation Plan to 41 shareholders.

On 3 April 2003, the Company issued 500,000 restricted common shares to Thorobred Entertainment Inc its wholly owned subsidiary to develop music entertainment. Additionally, for barter, services, cash and or trade, the Company issued 2,027,307 restricted common shares to 36 shareholders.
The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On 4 April 2003, the Company issued 1,585,034 common shares of restricted to stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On 21 April 2003, in conjunction with its purchase of 1.5 acres of property located at 144 Bevan Drive, Mooresville, NC 28115 from private owners, the Company issued 450,000 restricted shares of common stock to Realty Development Corp a wholly owned subsidiary of the Company to acquire funding for real estate. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On 2 June 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust. The Trust agreed to loan the Company funds to retire stock issued to Greentree Financial. The Company terminated its contract with Greentree Financial. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 621,450 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 3,000,000 common shares of restricted stock to Page Properties, LLC for various consulting, management and advisory services. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

C.  Additional Paid-In Capital

Additional paid-in capital at 30 June 2003 represents the fair value of the amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Cash or cash equivalents in the amount of $126,652 were received through barter exchange and the sale of common
shares. Investments of $    2,068,208 were secured in appraised art work by
the barter and exchange of common stock.(See Note 3)



     NOTE 3 - RELATED PARTY TRANSACTIONS

On 20 June 2002, the Company issued a total of 2,500,000 shares of common stock to Alton Perkins, purchased by a $250 subscription. See NOTE 2. "STOCKHOLDERS' EQUITY - Common Stock." Mr. Perkins is deemed to be the beneficial owner of the 2,500,000 shares of Common Stock of the Company, these shares having been assigned to the Perkins Family Trust.

On 10 February 2003, the Company had a 14 to 1 forward stock split of its common shares for stockholders of record as of 31 December 2002.
The Perkins Family Trust was assigned 35,000,000 restricted common shares in accordance with the stock split.

On 2 June 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust. The Trust agreed to loan the Company funds to retire stock issued to Greentree Financial. The Company terminated its contract with Greentree Financial. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Alton Perkins to pay a note for the Company to retire a contract and agreement with Greentree Financial Services to terminate a contract that was not completed by the service provider.

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

The management's plans include the acquisition of additional real estate properties primarily to house daycare centers. To complete its business plan equity and or debt financing is required for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Plan of Operation
     -----------------

     The Registrant is presently a development stage company, chartered in the state of Delaware on 20 June 2002, whose purpose was to identify and effect an acquisition or merger with an on going business that management considered a growth area.

On 1 February 2003, the Company entered into an agreement to acquire
New Dynamic Media, Inc. a Florida corporation. The purchase was to be completed by a share exchange whereby one share of New Media, Inc. would be exchanged for four shares of New Dynamic Media. New Dynamic Media is engaged in the Media and Barter exchange business.

On 2 February 2003, the Company established Realty Development Corporation a Delaware corporation, as a wholly owned subsidiary. Realty purpose is to identify and acquire real estate assets for the corporation.

On 3 February 2003, the Company established Thorobred Entertainment a Delaware corporation as a wholly owned subsidiary. Thorobred's purpose is to serve as a start-up enterprise that focuses on developing entertainment, music recordings, and live entertainment for people in the 18 - 35 age range. Thorobred has no assets or revenues. Consultants will be hired to assist in the development of this company.

On 19 February 2003, the Company obtained the rights to purchase real estate property located at 144 Bevan Drive, Mooresville, NC 28115 from a related entity. The company will purchase the property in accordance with prior arrangements for $860,000.00. The property is presently being leased to Wee Lads and Lassie Day Care Center. The Company will continue to lease the property to the Daycare Center under a non-cancerable 10 year lease.

Future minimum rental payments as of 31 December 2002 in the aggregate and for each of the five succeeding years and thereafter are as follows:

Year					       Amount
2003						 $104,400
2004						  104,400
2005						  104,400
2006						  104,400
2007						  104,400
Thereafter					  574,200
					       $1,096,200

Rent expense for 2002 and 2001 was $100,459 and $96,250, respectively.

The terms of Purchase Agreement were determined through arms-length negotiations between the Company and the Seller.

On 24 February 2003, the Company terminated its agreement to acquire New Dynamic Media, Inc.

On May 12 2003, the Company terminated its agreement with Greentree Financial Services (Greentree). Greentree was contracted to provide various advisory and consultant services to the Company. However, the Company and Greentree decided to terminate the contract. Alton Perkins and the Perkins Family Trust have agreed to lend the Company funds which shall be secured by a demand note to compensate Greentree for the limited services that it rendered to the Company. In turn, Greentree will return all the Company's stock it was issued for the services which it did not complete.

On May 22 2003, the Company entered into an asset purchase agreement with Kid's Connection Inc. a North Carolina corporation, pursuant to a an Asset Purchase Agreement(the 'Agreement'). The real estate purchase has been assigned to the company. The consideration to be paid to the Seller at closing by the Company is $470,000 (the value of the real estate).

On 5 June 2003, the Company entered into a market development and investor relations agreement with Page Properties, LLC (Page). Subject to further actions by Page contained in the agreement at the Company shall compensate Page through the issuance of restricted common stock.

On 5 June 2003, the Company entered into an executive management agreement with Page Properties. Subject to further actions contained in the agreement the Company is scheduled to issue Page shares of its common stock for services it has agreed to provide the Company.

On 21 July 2003, the Company entered into a personal services agreement with Media Funding Management, Ltd. (MFM) to provide marketing consultant and media buying services. The parties agreed that the personal services agreement is valued at $1,000,000 and covers a two year period.

On 21 July 2003, the Company entered into a media advertising agreement with Media Funding Management, Ltd. to provide media advertising for the Company throughout the United States and Canada. The parties agreed that the media advertising agreement is valued at $4,000,000 and covers a two year period. For the Media the Company has agreed to issue common stock to MFM valued at the agreed upon contract price and that carries full registration rights.


    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 64704P 10 9

Change of Business Direction

      The Company, with its new subsidiaries, is focusing its business on developing a real estate, music entertainment, media and barter company.

      In the real estate area, we will focus on identifying and acquiring high-end residential assets, resorts and hotels and day care facilities. Specifically within the daycare facilities area, within the next 12 to 24 months we intend to acquire 38 to 48 facilities to house daycare centers for a related entity's daycare operations as well as other private daycare center operators. We intend to acquire the facilities through equity and debt financing, and realize income from establishing 10 year non cancelable leases with daycare center operators.

Music entertainment will focus on identifying and nurturing talent in the different areas of music. In media we will focus on identifying opportunities in the media and barter business.


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


EMPLOYEES

      As of 17 April 2003, the company had 2 full time and 8 part-time employees.


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


FORWARD-LOOKING STATEMENTS

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early childhood education and care centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; and our projected cash flow. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions we are making forward-looking statements.


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

 RISK FACTORS

Company Related Risks

       WE HAVE NO OPERATING HISTORY AND AN ACCUMULATED DEFICIT ON
WHICH TO BASE AN INVESTMENT DECISION IN OUR BUSINESS

       We were formed in 20 June 2002. Since then we have raised initial capital and developed a business plan and recently commenced operations. As a result, we have little operating history on which to evaluate our proposed business and our prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives.

    THOUGH THE COMPANY REALIZED A NET PROFIT FOR THE REPORTING QUARTER,WE EXPECT TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE
FORESEEABLE FUTURE

       We realized a net profit of $ 41,541 for the quarter. However, the Company incurred losses of $ (32,955) since its inception. Because of our acquisition strategy we expect losses to continue in the future. We cannot estimate when revenues from business operations will exceed cumulative l osses or whether we will be able to acquire designated property at all.

WE HAVE RAISED LIMITED CAPITAL AND WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN

       To date, we have raised limited for working capital by selling common stock in exchange for barter product and services. We used and are using these funds to develop our business plan, identify real estate investment opportunities, and pay expenses to prepare our required filings with the SEC. We will need to raise additional funds, both in the form of equity and debt, to acquire properties to house daycare centers. At present, we expect that we will require approximately $33,000,000 for such purposes. This amount could change as we refine and implement our business plan. We believe we can borrow a large portion of the funds needed to acquire the proposed properties, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

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

RISK OF WAR AND TERRORISM

       Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our business and could have an adverse effect on our operations and financial results. Travel and tourism, of which our proposed barter and trade business may generate sales is impacted throughout the United States and the world, have been significantly affected since the events of September 11, 2001. Some of our revenue will be generated, in part, from businesses that rely on travel and tourism. If this industry is weak, our commercial lease revenue will likely be adversely affected. Our revenue will also depend on trends in commercial building, which are impacted by interest rates and general economic trends, among other things.

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED AMONG OUR PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS WHO CAN CONTROL ALL SIGNIFICANT CORPORATE TRANSACTIONS

       Our directors, executive officers and principal shareholders, and their affiliates, beneficially own approximately 74% of our outstanding common stock. As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

THE AVAILABILITY OF ADDITIONAL SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE PRICE

       We plan on securing public relations companies and affiliates to assist in developing a market for our stock. These companies and individuals could sell a sufficient volume of shares of common stock to lower the share price. These individuals and companies may hold "restricted securities," as that term is defined under the Securities Act, and in the future may be sold pursuant to a registration statement filed under the Securities Act. Some of these shares may not be sold by these companies or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This conclusion is based on the position of the staff of the Division of Corporation Finance of the SEC that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute the shares to the public without coming within the registration requirements of the Securities Act. Therefore, certain of these promoters or affiliates, or their transferees, can only resell their shares through an effective registration statement. Prospective investors should be aware that there is a risk that such sales would have a depressive effect on the market price of our securities in any market which may develop for our securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.

Real Estate Development Risk Factors

WE DO NOT HAVE THE APPROXIMATELY $28 MILLION NEEDED TO COMPLETE OUR OBJECTIVE TO ACQUIRE 38 TO 48 FACILTIES TO HOUSE DAYCARE CENTERS

        We are considering financing sources, but have not yet secured financing for the purchase of properties. If we are unable to secure both acquisitions financing, we will be unable to purchase properties, which may cause us to change our business plan.

PROPERTIES MAY NOT GENERATE SUFFICIENT OPERATING CASH FLOW TO MEET OPERATING EXPENSES

       We plan to generate income from leasing properties to daycare centers under long term non cancerable leases. Revenue will depend on a number of factors, including changes in economic conditions and may not be received at regular intervals, which could result in large swings in our revenue. Debt service payments and property holding costs are likely to be much more predictable and steady, but could increase significantly, if there are increases in costs such as real estate taxes, insurance premiums and utilities or if there are increases in interest rates. We will have no control over potential increases in these expenses. If our revenue is insufficient to meet our debt service and property holding costs, we will need to identify additional sources of funding or risk defaulting on future financing.

WE COULD ENCOUNTER PROBLEMS AS A RESULT OF USING DEBT TO FINANCE OUR PROPERTIES

       We plan to borrow money to pay for the acquisition, and operation of facilities to house daycare centers and for other general corporate purposes. By borrowing money, we will expose ourselves to several risks, including the following:

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


RISKS IN DEVELOPING BARTER AND TRADE BUSINESS

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its barter service business, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their products.


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



Item 4.   Control and Procedures
          ----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------


     Within the 90 days prior to the date of this report, NEW MEDIA, INC. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange
Act Rule 13a-14. Based upon that evaluation, the President and CEO concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

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


Item 2.     CHANGE IN SECURITIES
            --------------------
       At inception, June 20 2002, the Company issued 2,500,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities
Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.

On 10 February 2003, the Company had a 14 to 1 forward stock split of its common shares for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 35,000,000 restricted common shares in accordance with the stock split.

On 13 March 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

On 21 March 2003, the Company issued 2,527,540 common shares under its 2003 Non-Qualified Stock Compensation Plan to 41 shareholders.

On 3 April 2003, the Company issued 500,000 restricted common shares to Thorobred Entertainment Inc its wholly owned subsidiary to develop music entertainment. Additionally, for barter, services, cash and or trade, the Company issued 2,027,307 restricted common shares to 36 shareholders.
The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On 4 April 2003, the Company issued 1,585,034 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 21 April 2003, in conjunction with its purchase of 1.5 acres of property located at 144 Bevan Drive, Mooresville, NC 28115 from private owners, the Company issued 450,000 restricted shares of common stock to Realty Development Corp a wholly owned subsidiary of the Company to acquire funding for real estate. The stock was issued pursuant to an exemption from registration under
 Section 4(2) of the Securities Act.

On 2 June 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust. The Trust agreed to loan the Company funds to retire stock issued to Greentree Financial. The Company terminated its contract with Greentree Financial. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 621,450 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 3,000,000 common shares of restricted stock to Page Properties, LLC for various consulting, management and advisory services. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.


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

            Not Applicable


Item 5.     OTHER INFORMATION
            -----------------

             Not Applicable


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

          	Documents previously filed:

1. Form  8-K, dated 31 July, 2003, Resignation of Accounting Firm.

2. Form 8-K, dated 31 July, 2003, Assignment of interest rights and liabilities Kid's Connection, Inc. of North Carolina previously filed.

3. Form 8-K, dated 31 July, 2003, Market Development And Investor Relations Agreement with Page Properties previously filed.

5. Form 8-K, dated 31 July, 2003, Executive Management Agreement with Page Properties previously filed

6. Form  8-K, dated 1 August, 2003, MEDIA ADVERTISING AGREEMENT -
         MEDIA FUNDING MANAGEMENT, LTD., previously filed.

7. Form 8-K, dated 1 August, 2003, Agreement with PERSONAL SERVICES AGREEMENT - MEDIA FUNDING MANAGEMENT, LTD., previously filed.




                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW MEDIA, INC.


Dated: August 1, 2003                       By: /S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of New Media, Inc. for the period ended 30 June 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           30 June 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 30 June 2003, fairly presents, in all material respects, the financial condition and results of operations of NEW MEDIA, INC.

                           NEW MEDIA, INC.

Dated: August 1, 2003            By: /s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date: August 1, 2003                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer