Form 10QSB
period 2003-09-30
NEW MEDIA INC
filed 2003-11-17
CIK 1176134

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 30 September 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----


                      Commission File number 0-49989

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

                         120 North Cedar St. | Suite 3709
                         Charlotte, North Carolina 28202
          -------------------------------------------------------
           (Address of principal executive office and zip code)

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

     On 16 November 2003, there were 51,428,317 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.


                              NEW MEDIA, INC.



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   CONDENSED BALANCE SHEET FOR THE PERIOD ENDED
           30 SEPTEMBER 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 30 SEPTEMBER 2003
           AND 30 SEPTEMBER 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 30 SEPTEMBER 2003
           AND 30 SEPTEMBER 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2003



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

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security-Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
NEW MEDIA, INC.


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

                          New Media, Inc.
                         and Subsidiaries
                           BALANCE SHEET
                            (unaudited)
              ======================================

                            Three Months
                                Ended
                            30-Sep-2003
                            -------------
ASSETS

CURRENT ASSETS
	Cash		         $2,500
	Accounts Receivable	266,682
	Prepaid items		656,303
                            -------------
	TOTAL CURRENT ASSETS	925,485

FIXED ASSETS
	Furniture and Fixtures
	Equipment		  9,932
	Vehicle
	Accumulated
        Depreciation
                            -------------
	TOTAL FIXED ASSETS	  9,932
                            -------------
        Investments	      1,991,700
                            -------------


	TOTAL ASSETS	     $2,927,117
                           ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
	Bank overdraft
	Accounts Payable and
        Accrued Expenses       301,616
	Due to officer		 8,102
                            -------------

	TOTAL CURRENT
        LIABILITIES	       309,718
                            -------------
STOCKHOLDER'S EQUITY
	    Preferred Stock,
	    $.0001 par value,
	    20,000,000 shares
	    authorized, none
	    issued and
            outstanding		    -

	Common Stock
        (80,000,000 shares
        authorized,$.0001
        par value,35,000,000
        shares issued              250

	Additional Paid
        in Capital	     2,547,325

	Income/Deficit
        current year	        74,827

	Retained Earnings
        Prior years	        (5,003)

                             2,617,399
                            -------------
	TOTAL LIABILITIES
        AND STOCKHOLDER'S
        EQUITY	            $2,927,117
                           ==============

The accompanying notes are an integral part of these financial statements.


                          New Media, Inc.
                         and Subsidiaries
                  CONDENSED STATEMENT OF OPERATIONS
                            (unaudited)
              ======================================
                                                         The Period
                                                         20 June'02
                        Three Months    Three Months    (Inception)
                           Ended	    Ended	    thru
			30-Jun-2003	 30-Sep-2003	 30-Sep-2003
                        -------------   -------------   -------------

NET SALES

    Barter sales       $126,652 	$329,483 	$456,135
                        -------------   -------------   -------------
OPERATING EXPENSES:

    Administrative
    Expenses		  5,111 	 118,525 	 125,943
    Operational
    Expenses		 80,000 	 106,168 	 255,366

    TOTAL EXPENSES	 85,111 	 224,693 	 381,309

    OPERATING INCOME
    (LOSS)		 41,541 	 104,790 	  74,827

OTHER (EXPENSE):
    Interest Expense	     -   	      -   	     -

INCOME (LOSS) BEFORE
INCOME TAXES		 41,541 	 104,790 	  74,827

INCOME TAXES:


NET INCOME (LOSS)       $41,541 	$104,790 	 $74,827

    Basic and diluted
    loss per
    common share        $0.0009 	$0.0020 	$0.0015

    Basic and diluted weighted
    average number of common
    shares outstanding	45,398,336    51,428,317       51,428,317



The accompanying notes are an integral part of these financial



                          New Media, Inc.
                         and Subsidiaries
                  CONDENSED CASHFLOW STATEMENT
                            (unaudited)
              ======================================
                                                                   The Period
                                                                   20 June'02
			       Three Months      Three Months      (Inception)
                                  Ended	            Ended	       thru
			       30-Jun-2003	  30-Sep-2003	    30-Sep-2003
                              -------------      -------------     -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net income (loss)          $41,541 	  $104,790 	    $74,827
     Adjustments to reconcile
     net income (loss) to net
     cash provided by
     operating activities:
     Depreciation                   -   	       -                 -

     Increase in operating
     assets:
     Accounts receivable	(27,707)	   266,682 	    282,175

     Increase in operating
     liabilities:

     Accounts payable and
     accrued expenses		 31,803 	   261,708 	    298,265

     Shareholder loan payable,
     accrued interest               -   	      -                 -

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES       45,637 	           633,180 	    655,267
                              -------------      -------------     -------------
CASH FLOWS FROM
INVESTING ACTIVITIES:

    Cash used for purchase
    of fixed assets			            (6,842)	    (10,427)

    NET CASH (USED IN)	    1,047,577	           400,920 	  2,547,325

    Proceeds from issuance
    of common stock
    NET CASH (USED IN)

    INVESTING ACTIVITIES    1,047,577 	          394,078 	  2,536,898
                            -------------      -------------     -------------

    NET INCREASE (DECREASE)
    IN	CASH AND
    CASH EQUIVALENTS	    1,093,214 	        1,027,258 	  3,192,165
                            -------------      -------------     -------------
CASH AND
CASH EQUIVALENTS:

   Beginning of period       1,071,692 	        2,164,906
                             -------------      -------------

   End of period	    $2,164,906 	       $3,192,165
                            -------------      -------------

The accompanying notes are an integral part of these financial statements.



                                  NEW MEDIA, INC.
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                30 September 2003
                          -----------------------

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A.  Organization and Business Operations

     NEW MEDIA INC. "the was incorporated in Delaware on June 20, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

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

At 30 September 2003 there were no dilutive convertible shares, stock options or warrants. The Company allocated 280,000 common shares to a resevere to be issued in accordance with its agreement with Media Funding Management.

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

On 25 September 2003, the Company allocated 280,000 common shares to a resevere to be issued in accordance with its media and trade account funding agreement.

On 13 October 2003, the Company returned to the Treasury 2,183,280 common shares previously issued to R. Chris Cottone and Green Tree Financial.This action was part of the termination agreement of 12 May 2003.

C.  Additional Paid-In Capital

Additional paid-in capital at 30 June 2003 represents the fair value of the amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Cash or cash equivalents in the amount of $126,652 were received through barter exchange and the sale of common shares. Cash or cash equivalents in the amount of $329,483 were received through barter exchange and $400,920 of cash or cash equivalents were received through the sale of common shares. Investments of $1,991,700 were secured in appraised art work by the barter and exchange of common stock.(See Note 3)


     NOTE 3 - RELATED PARTY TRANSACTIONS

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

The Company's currently utilizes the offices of Alton Perkins, and is charged $1,000.00 per month for rent, beginning on 1 Aug 2003.

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

The management's plans include the acquisition of additional real estate properties primarily to house childcare centers. To complete its business plan equity and or debt financing is required for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.


NOTE 5 - ADVERTISING

The Company charges the costs of advertising to expense when incurred. The Company does not incur any direct-response advertising costs. An additional $700,000 has been allocated for barter sales, media buying, and a major ad campaign planned for the first quarter of 2004. This is reflected in prepaid expenses and account payables. To cover this allocation the Company has reserved an equivalent amount of common stock payable to Media Funding Management. This allocation is part of a $5 million media and barter trade line of credit agreement signed on 21 July 2003.

NOTE 6 - ACCOUNTS RECEIVABLE

Certain accounts receivable are charged to bad debt expense when they are deemed uncollectible based upon a periodic review of the accounts. The Company performs ongoing credit reviews of its customer accounts.

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment ranging from five to seven years.

Expenditures for major renewals and betterments of the offices and playground facilities that extend the useful lives of fixed assets are capitalized. Expenditures for repairs and maintenance items are charged to expense as incurred.

When an asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

The Company makes ongoing evaluations of the values of its assets to determine whether an impairment write-down should be recognized in accordance with SFAS No. 144. To date, no such impairment write-down has been deemed necessary.

NOTE 8 - REVENUE RECOGNITION

While the accounting policies described above are used for financial reporting purposes, the Internal Revenue Service requires, for purposes of taxation, that the Company recognize revenues, expenses, assets, and liabilities for all transactions in which the Company either receives or spends trade or barter dollars or goods and services using the ratio of one U.S. dollar per barter or trade Dollar. The Company accounts for barter and trade Dollars internally, in addition to cash, and recieve statements from various exchanges and organizations which it is a member that tracks the purchasing, and sale of items on barter and or trade.

NOTE 9 - LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting
Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets(SFAS 144). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending December 31, 2002. No impairments were recognized during the year ended December 31, 2002.

NOTE 10 - CONTRACTS

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

NOTE 11 - Accounting for Trade AND BARTER Dollar Activities

The Company receives trade dollars for and or other goods and services for the of its products and services to barter exchange members and or the public.
The Company also expends trade dollars in the acquisition of goods or services used in its operations. When reasonably determinable, the Company records these transactions at the fair value of the goods or services received. Historically, the Company spends trade dollars for various fees, advertising, salaries and legal fees and services, equipment, and supplies required in conducting business and or considered exchanges of other goods and services.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and 99-17. Accordingly, the Company generally records exchanges at the carrying value of goods or services.

NOTE 12 - Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.



ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Financial Analysis
     ----------------------------------
      In the third quarter of 2003, barter revenues increased from $126,652 to $329,483. This increase was largely due to an increase in barter sales. Accounts receivables and prepaid accounts increased from $13,960 and $266,682 to $150,948 and $656,303 respectively. Prepaid accounts included allocations for media and trade accounts to be used in the Corporation's implementation of its national marketing program.

     Operations
     ----------------------------------

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

On or about 16 September 2003 the Company terminated its agreement with Kid's Connection Inc.

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


EMPLOYEES

      As of 30 Spetember 2003, the company had 3 full time and 8 part-time employees.


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

 RISK FACTORS

Company Related Risks

       WE HAVE LIMITED OPERATING HISTOR ON WHICH TO BASE AN INVESTMENT DECISION IN OUR BUSINESS

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

    THOUGH THE COMPANY REALIZED A NET PROFIT FOR THE REPORTING QUARTER,WE MAY HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

       We realized a net profit of $104,790 for the quarter. Because of our acquisition strategy, we cannot estimate when revenues from business operations will exceed cumulative losses or whether we will be able to acquire designated property at all.

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

Real Estate Development Risk Factors

WE DO NOT HAVE THE APPROXIMATELY $28 MILLION NEEDED TO COMPLETE OUR OBJECTIVE TO ACQUIRE 38 TO 48 FACILTIES TO HOUSE CHILDCARE CENTERS

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

On 25 September 2003, the Company allocated 280,000 common shares to a resevere to be issued in accordance with its media and trade account funding agreement.

On 13 October 2003, the Company returned to the Treasury 2,183,280 common shares previously issued to R. Chris Cottone and Green Tree Financial.This action was part of the termination agreement of 12 May 2003.

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


Item 5.     OTHER INFORMATION
            -----------------

             Not Applicable


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

          	Documents previously filed:

1. Form 8-K/A, dated 14 October, 2003, Resignation of Accounting Firm Review of Submissions, Return of Common Shares To Treasury





                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW MEDIA, INC.


Dated: 17 November 2003                   By: /S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of New Media, Inc. for the period ended 30 September 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           30 September 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 30 September 2003, fairly presents, in all material respects, the financial condition and results of operations of NEW MEDIA, INC.

                           NEW MEDIA, INC.

Dated: 17 November 2003       By: /s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date: 17 November 2003                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer