Form 10QSB
period 2003-12-31
NEW MEDIA INC
filed 2004-02-17
CIK 1176134

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 31 December 2003

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

                         120 North Cedar St. | Suite 3809
                         Charlotte, North Carolina 28202
          -------------------------------------------------------
           (Address of principal executive office and zip code)

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

     On 31 December 2003, there were 51,428,317 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.


                              NEW MEDIA, INC.



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   CONDENSED BALANCE SHEET FOR THE PERIOD ENDED
           31 DECEMBER 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 31 DECEMBER 2003
           AND 31 DECEMBER 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 31 DECEMBER 2003
           AND 31 DECEMBER 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2003



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


SIGNATURES
NEW MEDIA, INC.


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

                          New Media, Inc.
                         and Subsidiaries
                           BALANCE SHEET
                            (unaudited)
              ======================================

                            Three Months
                                Ended
                            31-Dec-2003
                            -------------
ASSETS

CURRENT ASSETS
	Cash		         $1,500
	Accounts Receivable	323,975
	Prepaid items		706,170
                            -------------
	TOTAL CURRENT ASSETS  1,031,645

FIXED ASSETS
	Furniture and Fixtures   64,239
	Equipment		  9,932
	Vehicle
	Accumulated
        Depreciation
                            -------------
	TOTAL FIXED ASSETS	 74,171
                            -------------
        Investments	      1,991,700
                            -------------


	TOTAL ASSETS	     $3,097,517
                           ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
	Bank overdraft
	Accounts Payable and
        Accrued Expenses       537,436
	Due to officer		 8,102
                            -------------

	TOTAL CURRENT
        LIABILITIES	       545,538
                            -------------
STOCKHOLDER'S EQUITY
	    Preferred Stock,
	    $.0001 par value,
	    20,000,000 shares
	    authorized, none
	    issued and
            outstanding		    -

	Common Stock
        (80,000,000 shares
        authorized,$.0001
        par value,35,000,000
        shares issued              250

	Additional Paid
        in Capital	     2,547,325

	Income/Deficit
        current year	         9,407

	Retained Earnings
        Prior years	        (5,003)

                             2,551,979
                            -------------
	TOTAL LIABILITIES
        AND STOCKHOLDER'S
        EQUITY	            $3,097,517
                           ==============

The accompanying notes are an integral part of these financial statements.






                          New Media, Inc.
                         and Subsidiaries
                  CONDENSED STATEMENT OF OPERATIONS
                            (unaudited)
              ======================================
                                                         The Period
                                                         20 June'02
                        Three Months    Three Months    (Inception)
                           Ended	    Ended	    thru
			30-Sep-2003	 31-Dec-2003	 31-Dec-2003
                        -------------   -------------   -------------

NET SALES

    Barter sales       $329,483 	$292,429 	$748,564
                        -------------   -------------   -------------
OPERATING EXPENSES:

    Administrative
    Expenses		118,525 	 198,506 	 324,449
    Operational
    Expenses		106,168 	 84,516 	 339,882

    TOTAL EXPENSES	224,693 	 283,022 	 664,331

    OPERATING INCOME
    (LOSS)		104,790 	   9,407 	  84,233

OTHER (EXPENSE):
    Interest Expense	     -   	      -   	     -

INCOME (LOSS) BEFORE
INCOME TAXES		104,790 	   9,407 	  84,233

INCOME TAXES:


NET INCOME (LOSS)      $104,790 	  $9,407 	 $84,233

    Basic and diluted
    loss per
    common share        $0.0020 	$0.0020 	$0.0016

    Basic and diluted weighted
    average number of common
    shares outstanding	51,428,317    51,428,317       51,428,317



The accompanying notes are an integral part of these financial





                          New Media, Inc.
                         and Subsidiaries
                  CONDENSED CASHFLOW STATEMENT
                            (unaudited)
              ======================================
                                                                   The Period
                                                                   20 June'02
			       Three Months      Three Months      (Inception)
                                  Ended	            Ended	       thru
			       30-Sep-2003	  31-Dec-2003	    31-Dec-2003
                              -------------      -------------     -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net income (loss)         $104,790 	    $9,407 	    $84,233
     Adjustments to reconcile
     net income (loss) to net
     cash provided by
     operating activities:
     Depreciation                   -   	       -                 -

     Increase in operating
     assets:
     Accounts receivable	266,682	            57,293 	    339,468

     Increase in operating
     liabilities:

     Accounts payable and
     accrued expenses		261,708 	   235,820 	    534,085

     Shareholder loan payable,
     accrued interest               -   	      -                 -

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES       633,180 	   302,520 	    957,787
                              -------------      -------------     -------------
CASH FLOWS FROM
INVESTING ACTIVITIES:

    Cash used for purchase
    of fixed assets	       (6,842)             (64,239)	    (74,666)

    NET CASH (USED IN)	      400,920	              -   	  2,547,325

    Proceeds from issuance
    of common stock
    NET CASH (USED IN)

    INVESTING ACTIVITIES      394,078 	           (64,239) 	  2,472,659
                            -------------      -------------     -------------

    NET INCREASE (DECREASE)
    IN	CASH AND
    CASH EQUIVALENTS	    1,027,258 	          238,281 	  3,430,446
                            -------------      -------------     -------------
CASH AND
CASH EQUIVALENTS:

   Beginning of period      2,164,906 	        3,192,165
                             -------------      -------------

   End of period	    $3,192,165 	       $3,430,446
                            -------------      -------------

The accompanying notes are an integral part of these financial statements.



                                  NEW MEDIA, INC.
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                31 December 2003
                          -----------------------

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

From 1 October 2003 thru 31 December 2003, the company entered into a number of media buying and delivery contracts enabling the company to deliver to client's media in major media outlets.

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

At 31 December 2003 there were no dilutive convertible shares, stock options or warrants. The Company allocated 280,000 common shares to a resevere to be issued in accordance with its agreement with Media Funding Management.

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

NOTE 2 - STOCKHOLDER'S EQUITY

 A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock had been issued as of 31 December 2003.

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

C.  Additional Paid-In Capital

Additional paid-in capital at 31 December 2003 represents the fair value of the amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Investments of $1,991,700 were secured in appraised art work by the barter and exchange of common stock.(See Note 3)


     NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 9 - LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting
Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets(SFAS 144). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending December 31, 2002. No impairments were recognized during the year ended December 31, 2003.

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

From 1 October 2003 thru 31 December 2003, the company entered into a number of media buying and delivery contracts enabling the company to deliver to client's media in major media outlets.

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





ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Financial Analysis
     ----------------------------------
      In the fourth quarter of 2003, barter revenues decreased from $329,483 to $ 292,429. This decrease was largely due to year end barter sales. Accounts receivables and prepaid accounts increased from $266,682 and $656,303 to $323,975 and $706,170 respectively.
Prepaid accounts included allocations for media and trade accounts to be used in the Corporation's implementation of its national marketing program.

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

On or about 16 September 2003 the Company terminated its agreement with Kid's Connection Inc.

From 1 October 2003 thru 31 December 2003, the company entered into a number of media buying and delivery contracts enabling the company to deliver to client's media in major media outlets.
Business Direction

    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 64704P 10 9

      The Company, with its new subsidiaries, is focusing its business on developing a real estate, music entertainment, media and barter company.

      In the real estate area, we will focus on identifying and acquiring high-end residential assets, resorts and hotels and day care facilities. Specifically within the daycare facilities area, within the next 12 to 24 months we intend to acquire up to 83 facilities yearly to house daycare centers for a related entity's daycare operations as well as other private daycare center operators. We intend to acquire the facilities through equity and debt financing, and realize income from establishing 10 year non cancelable leases with daycare center operators.

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


EMPLOYEES

      As of 31 December 2003, the company had 3 full time and 8 part-time employees.


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

    THOUGH THE COMPANY REALIZED A NET PROFIT FOR THE REPORTING QUARTER,WE MAY HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

       We realized a net profit of $ 9,407 for the quarter and $ 84,233 since inception. Because of our acquisition strategy, we cannot estimate when revenues from business operations will exceed cumulative losses or whether we will be able to acquire designated property at all.

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

          	Documents previously filed:

1. Form  8-K, dated 12 December, 2003, Press Releases





                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW MEDIA, INC.


Dated: 17 February 2004                   By: /S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of New Media, Inc. for the period ended 31 December 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           30 September 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 31 December 2003, fairly presents, in all material respects, the financial condition and results of operations of NEW MEDIA, INC.

                           NEW MEDIA, INC.

Dated: 17 February 2004        By: /s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date: 17 February 2004                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer