Form 10QSB
period 2004-03-31
NEW MEDIA INC
filed 2005-07-20
CIK 1176134

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 31 March 2004

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

     On 31 March 2004, there were 51,428,317 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.


                              NEW MEDIA, INC.



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS


Page A.    Consolidated Balance Sheets at March 31, 2004
           (unaudited)

Page B. Consolidated Statements of Operations for the Three Months ended March 31, 2004 and 2003 (unaudited)

Page C. Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003 (unaudited)

Page D.    Notes to Consolidated Financial Statements (unaudited)


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Plan of Operation.


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


SIGNATURES

NEW MEDIA, INC.


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

                          New Media, Inc.
                          BALANCE SHEET
                          March 31, 2004
                           (unaudited)

ASSETS

CURRENT ASSETS
	Cash		                                $    5,600
	Accounts Receivable	                           223,975
	Prepaid items		                           306,170
    Inventory art held
    for resale                                   1,991,700
                                             -------------
	TOTAL CURRENT ASSETS                         2,527,445

FIXED ASSETS
	Property and equipment Net of
    Accumulated Depreciation($10,509)               63,662
                                             -------------
	TOTAL FIXED ASSETS	                            63,662
                                             -------------


	TOTAL ASSETS	                            $2,591,107
                                            ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

	Accounts Payable and
    Accrued Liabilities                            647,436
    Advances from related Parties                    8,102
                                             -------------

	TOTAL CURRENT LIABILITIES	                   655,538
                                             -------------

Commitments and Contingencies                          -

STOCKHOLDER'S EQUITY


	Common Stock
    (80,000,000 shares authorized,
    $.0001 par value,35,000,000
    shares issued                                      250

	Additional Paid in Capital	                 2,547,325

    Accumulated Deficit	                          (607,003)



                                                 1,935,569
                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $2,591,107
                                              ==============


The accompanying notes are an integral part of these financial statements.


                                  New Media, Inc.
                            STATEMENTS OF OPERATIONS
                     Three Months Ended March 31, 2004 and 2003
                                   (unaudited)


                                                 2004        2003
                                           ----------- 	-----------

Income                                     $       -     $      -

Expenses
General and Adminstrative                   (607,003)      71,505
                                           ----------   ----------


Total expenses                              (607,003)      71,505
                                           ----------   ----------

NET LOSS                                  $ (607,003)    $(71,505)
                                          ==========    ==========

Basic and diluted loss per
common share                              $  (.01)        $  (.00)
                                          ==========    ==========

Basic and diluted weighted
average number of common
shares outstanding                        51,428,317    40,054,847
                                          ==========    ==========



The accompanying notes are an integral part of these financial statements.



                               STATEMENTS OF CASH FLOW
                     Three Months Ended March 31, 2004 and 2003
                                   (unaudited)

                                                 2004         2003
                                           ----------- 	-----------
Cash Flows From Operating Activities


Net loss                                     $(607,003)  $ (76,508)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                10,509           -
    Common stock issued for services            74,827           -
    Changes in:
      Inventory                                             74,950
      Pre-paids and other current assets       400,000           -
      Accounts receivable                      100,000           -
      Accounts payable                        (110,260)      4,754
                                           ----------- 	----------

  Net Cash Used In Operating Activities       (131,927)    (71,754)
                                           -----------  ----------

Cash Flows From Investing Activities
  Collections on advances to related parties   147,129           -
  Proceeds from issuance of common stock
                                           ----------- 	----------
  Net Cash Provided By Operating Activities     15,202       3,196
                                           ----------- 	----------


Cash Flows From Financing Activities
  Advances from related parties                  8,102           -
  Proceeds from stockholder loan                     -       2,120
                                           ----------- 	----------
  Net Cash Provided By Financing Activities      8,102       2,120
                                           ----------- 	----------
Net change in cash                               7,100       1,076
Cash at beginning of period                      1,500         100
                                           ----------- 	----------
Cash at end of period                      $     5,600	$    1,176
                                           =========== 	==========


The accompanying notes are an integral part of these financial statements.


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2004
                                (UNAUDITED)


UNAUDITED INFORMATION

NOTE 1 General and Summary of Significant Accounting Policies

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2. The Company has assets in the form of original artwork and numbered lithographs which has been appraised for its insurance replacement value and is carried on its books as such. The Company plans to sell such art to help finance its business activities and future acquisitions.

NOTE 3. Inventory Inventory includes works of art purchased thought the issuance of common shares. The Company accounted for these transactions in accordance with APB-29, "Accounting for Non-Monetary Transactions". Under this accounting principle the exchange is recorded at the fair value of theasset given or if more clearly evident, the asset received. As the market value of the common shares issued is not readily available, the fair value of the works of art was used. Fair value of the works of art was determined first by receiving an independent appraisal and then discounting this value to account for a reasonable mark-up as evidenced in the marketplace for similar works of art.

NOTE 4. Equipment and Amortization Equipment is stated at cost less accumulate amortization. Amortization, based on the estimated useful lives of the assets, is provided as follows:
Furniture and fixtures   20% declining balance
Equipment                30% declining balance
Automobile               30% declining balance

NOTE 5. Income Taxes The Company accounts for income taxes pursuant to SFAS No. 109,"Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets andliabilities that will result in taxable or deductible amounts in the future basedon enacted tax laws and rates. Valuation allowances are established when necessaryto reduce deferred tax assets to the amount expected to be realized. Income taxexpense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

NOTE 6. Earnings or Loss Per Share The Company accounts for earnings per share pursuant to SFAS No. 128, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no dilutive financial instruments for the years ended December 31, 2004 and 2003.

NOTE 7. Revenue Recognition For financial reporting purposes, the Company records its barter trade dollar transactions based on a measure of fair value of the goods or services involved. The Company participates in numerous barter trade dollar transactions, further described in note 3. The Company has adopted accounting policies in accordance with EITF Issue 93-11,"Accounting for Barter Transactions Involving Barter Credits". The Company does not record revenue at the time of earning these trade credits because there is no persuasive evidence that the value of the services provided by the Company exceeds the amount of monetary consideration received. Further, the Company does not record revenue at the time of receiving the trade dollars because not all of the Company's performance obligations have been completed. The Company recognizes revenue as the related services are performed or when goods with an available fair value are exchanged. l) Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

NOTE 8. Asset Impairments In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates the propriety of the carrying amounts of its long-lived assets at least annually, or when current events and circumstances indicate a potential impairment.
The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted. SFAS No. 144 excludes goodwill and intangible assets.

NOTE 9. Stock-Based Compensation In December 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules.Companies that choose not to adopt the new rules will continue to apply the existing accounting rules in Accounting Principles Board Option No.25, "Accounting for stock issued to employees". However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The company has adopted the provisions of SFAS No. 123.

NOTE 10. Book Value of Barter Dollars The Company is active in purchase and sale of goods and services through various barter networks. The Company receives trade dollars from members of the trade exchange in exchange for assets or shares. These trade dollars are utilized by the Company for either the acquisition of goods and services for use by the Company in its operations or inventory for resale. When trade dollars are exchanged by the Company for goods and services that are used by the Company in its own operations, the Company records an expense or asset equal to the fair value of the underlying goods or services received. Fair value is determined by determining estimated cash prices for the sale of similar goods and services. If the Company cannot determine a fair value, no value is assigned to the transaction for financial reporting purposes. These accounting policies have been adopted in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits".The company has entered into several transactions from which they are holding barter dollars at March 31, 2004. These transactions did not have fair value information readily available and as such they have been recorded at a nominal amount.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Financial Analysis
     ----------------------------------
      In the first quarter of 2004, accounts receivables and prepaid accounts decreased from $323,975 and $706,170 to $223,975 and $306,170 respectively. Prepaid accounts included allocations for media and trade accounts to be used in the Corporation's implementation of its national marketing program. Additionally, the Company made adjustments to better reflect the condition of its Barter renew as reflected in the notes previously mentioned.


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

      In the real estate area, we are focusing on identifying and acquiring high-end residential assets, resorts and hotels and day care facilities. Specifically within the daycare facilities area, within the next 12 to 24 months we intend to acquire up to 83 facilities yearly to house daycare centers for a related entity's daycare operations as well as other private daycare center operators. We intend to acquire the facilities through equity and debt financing, and realize income from establishing 10 year non cancelable leases with daycare center operators.

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


EMPLOYEES

      As of 31 March 2004, the company had 3 full time and 8 part-time employees.


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



    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 64704P 10 9


BUSINESS

Background:

Overview

     New Media, Inc. (the 'Company') was incorporated as a Delaware Corporation in June 2002. We commenced operations on 1 February 2003, when we entered into an agreement to acquire a media related company, and real estate.

     Prior to 1 February 2003, our activities were primarily devoted to business development, recruiting personnel and other start-up activities.


General

     The mission of New Media Inc. is to develop a National real estate, music entertainment, and media company. To meet these objectives the company operates two wholly owned subsidiaries, Realty Development Corporation, and Thorobred Entertainment Inc.. As part of the Company's strategy, we intend to either develop or acquire land and facilities to house child care centers. We are developing music and entertainment specifically targeted at consumers who enjoy and support entertainment in the areas of hip-hop and R&B.
In addition, we are growing a media company that provides media opportunities for companies in National, regional and local media outlets including but not limited to, television, cable, outdoor, radio, newspapers, magazines, Internet and other mediums.

Industry Background

- Media and Advertising Services

	According to data by TNS Media Intelligence/CMR, a provider of strategic advertising and marketing information, the U.S. advertising market exhibited strong growth in 2003. Total advertising expenditures for all media in 2003 increased 6.1% to $128.3 billion compared to 2002.

	According to TNS, the robust growth in 2003 ad spending is a result of the overall health and growth of the economy; the rising level of consumer confidence and the willingness to spend; and the improvement in overall corporate performance. Almost all of the media measured by TNSMI/CMR experienced growth throughout the year, with the Internet, Cable TV, National Syndication, Local Newspapers, and Spanish Language TV showing double-digit year over year gains.

	TNS further indicated that local newspapers led in dollar spending for 2003, posting $22.7 billion, an increase of 13.4% versus 2002. Spending in the telecommunications, automotive, real estate, retail banking and motion pictures advertising categories fueled this growth. The Internet showed the most robust year-over-year gain for 2003 posting a 15.7% increase to $6.4 billion in ad spending versus 2002.

	TNS Media Intelligence stressed that compared to Network TV - Cable TV, Syndication and Spanish Language Network TV all exhibited robust double-digit growth from 2002. Cable TV increased 15.6% to $12.2 billion in spending, an indication of advertiser interest in the ability to reach audiences with specific interests. Spanish Language Network TV showed a 12.8% increase to $2.1 billion in spending, as advertisers continue to target the Hispanic marketplace.

	Under the operation of Digital Age Media Inc. our focus is to provide magazine publishers, auto dealers, restaurants, and other small businesses with media.


- Real Estate for Child Care Facilities

     We believe that there is an ever increasing demand for facilities to house childcare and other health related facilities. This demand is directly related to the need for and expenditures for childcare services in this country.

	According to First Industry Research (FIR), in 2002, Americans spent $41 billion on licensed childcare programs up from $38 billion in 2001. Forecast by FIR indicates by year 2005, American expenditures will exceed well over $50 billon.

     We believe the demand for childcare is high, and is likely to remain high for the foreseeable future. There are over 500,000 licensed facilities in the United States. But the demand is even greater. According to a report by the National Child Care Association, in 14 states alone there is a waiting list for childcare services for over 484,050 children. On average, this equates to 3,872 facilities required in these 14 states. According to FIR within six years the United States is expected to add another 1.2 million children 4 and under; a 6 percent increase. This equates to another 9,600 facilities required. According to FIR, only 40 companies operate more than 10 facilities. Of these only four are publicly traded companies. These public companies are growing at a rate of about 3% annually; while the rate of growth for children is six percent.

     There are five public companies in the childcare business. These five public companies combined have 2,760 licensed center based childcare facilities in the United States. This represents less than one-half of one percent of the licensed capacity of all licensed childcare provider facilities, and less than 2.5 percent of all licensed center based childcare facilities in the United States.

	Realty Development Corporation's purpose is to help meet the demand for childcare facilities in the United States.


- Music Hip-Hop

	According to Forbes Magazine, when hip-hop began more than 20 years ago, corporate America ignored it. It now generates over $10 billion per year and has moved beyond its musical roots, transforming into a dominant and increasingly lucrative market. According to market research firm NPD Group, hip-hop CD sales hit $1 billion in 2003. Additionally, throughout the music industry, artists are branching out and looking for incremental opportunities to grow their business and make more money.

	Hip-hop is rapidly gaining mainstream cultural acceptance. Since 1993, hip-hop and rap has grown to 13.8% of all music bought in the U.S., according to the Recording Industry Association of America.

	Not only is corporate America now taking the genre seriously, but so are investors. According to Forbes partners in Hip-Hop music ventures include Pacesetter Capital Group, a private equity fund, and Syndicated Communications, a venture capital fund.

    Thorobred Entertainment Inc. purpose is to create music and entertainment for 45 million hip-hop consumers between the ages of 13 and 34.

Strategy

The Company is focused on developing its brand in three primary areas:

1) Media and Advertising Services;
2) Real Estate for Child Care Facilities; and
3) Music and entertainment for the hip-hop consumer.

We believe this three-prong approach provides the Company the greatest flexibility and opportunity for long term growth, profitability and increased shareholder value.

Our operational approach is three fold:

	The Company is focused on developing its brand in three primary areas:

1) Media and Advertising Services;
2) Real Estate for Child Care Facilities; and
3) Music and entertainment for the hip-hop consumer.

	We believe this three prong approach provides the Company the greatest flexibility and opportunity for long term growth, profitability and increased shareholder value.

	Our operational approach is three fold:

1)	Through Digital Age Media Inc. to provide businesses with media in major media outlets. Our approach is to provide businesses with advertising in top tier publications such as the Crain Communications, Adage publication, major print publications such as the San Francisco Chronicle, and major cable outlets. Advertising and media is secured at a discount, and where possible, we pass the saving on to customers. Presently we are focusing providing services and media advertising to magazines such as CFO Magazine, Premier Magazine and Relm Communications. Additionally we are targeting auto dealers, radio communications, restaurant, furniture, carpet and rugs, and other businesses.


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

Competition in Childcare Facilities Industry


      The United States preschool education and childcare industry is highly competitive. The Company's competition consists principally of preschool nursery schools, local child care centers, non-profit centers and large national and regional centers such as Kinder Care Learning Centers, La Petite Academy and Child Time Learning Centers. Additional competition also comes from providers who operate out of their home and their fees are normally lower than fees for center-based care because providers for home-based care are not always required to satisfy the same health, safety or operational regulations as larger centers. Many religious and other non-profit child care centers have no or lower rental costs than other centers, and may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than rates charged by Companies that we will lease our facilities to. The large, national, for profit child care companies that may have more aggressive tuition discounting and other pricing policies than our Company.

      If businesses that we plan on leasing our Centers to cannot remain competitive in pricing and other areas such as curriculum, quality of care and parent satisfaction it could have a material adverse affect on the ability of the Company to make payments under the terms of the lease agreement(s) and or long-term debt and financing instruments.

Employees

We have 40 full and part time employees and consultants. All employees are retained pursuant to agreements that can be terminated by us at-will. As we continue to grow and execute our strategic plan, we expect to hire additional personnel. None of our staff is represented by a labor union. We believe that our relationship with our employees is good. Competitions for qualified personnel in our industries are intense.


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

An appraisal of the fair market value on the property was conducted on 31 December 2002 by Hawkins Appraisal, and Auction Company and Real Estate Appraisals. The property-appraised value was $860,000.


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




                                  PART II
                                  -------



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

             Not Applicable





                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW MEDIA, INC.


Dated: 20 July, 2005                         By: /S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of New Media, Inc. for the period ended 31 March 2004, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           31 March 2004, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 31 March 2004, fairly presents, in all material respects, the financial condition and results of operations of NEW MEDIA, INC.

                           NEW MEDIA, INC.

Dated: 20 July 2005          By: /s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date: 20 July 2005                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer